Form 10-K
COMM 2013-LC6 Mortgage Trust
filed 2014-03-28
CIK 1566052

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-184376-01

      COMM 2013-LC6 Mortgage Trust
      (exact name of issuing entity as specified in its charter)

      Deutsche Mortgage & Asset Receiving Corporation
      (exact name of the depositor as specified in its charter)

      German American Capital Corporation
      Ladder Capital Finance LLC
      Cantor Commercial Real Estate Lending, L.P.
      (exact names of the sponsors as specified in their charters)



  New York                                38-3896068
  (State or other jurisdiction of         38-3896069
  incorporation or organization)          38-7086305
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (212) 250-2500




  Securities registered pursuant to Section 12(b) of the Act:

    None.



  Securities registered pursuant to Section 12(g) of the Act:

    None.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant as required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statemens incorporated by reference in Part III of this Form 10-K.

    Not applicable.

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.

EXPLANATORY NOTES

The Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan, which constituted approximately 11.7% and 9.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are assets of the issuing entity and are part of loan combinations that each include the Moffett Towers Mortgage Loan and the 540 West Madison Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the Harmon Corner Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date. The Harmon Corner Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Harmon Corner Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2012-CCRE5 Mortgage Trust transaction, Commission File Number 333-172143-08 (the COMM 2012-CCRE5 Transaction). This loan combination, including the Harmon Corner Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE5 Transaction, which is incorporated by reference under Exhibit 4.2 to this Annual Report on Form 10-K.

Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the master servicer of the loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the Harmon Corner Mortgage Loan. Thus, Midland is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Moffett Towers Mortgage Loan, the 540 West Madison Mortgage Loan and the Harmon Corner Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association ("Wells Fargo") is the trustee, certificate administrator and custodian of the loans serviced under the Pooling and Servicing Agreement and the trustee, certificate administrator and custodian of the Harmon Corner Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Moffett Towers Mortgage Loan and the 540 West Madison Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC ("Park Bridge") is the operating advisor of the loans serviced under the Pooling and Servicing Agreement and the Harmon Corner Mortgage Loan. As a result, Park Bridge is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Park Bridge in the capacity described above are listed in the Exhibit Index.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Moffett Towers Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on January 30, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $25,828,296.72 for the twelve-month period ended December 31, 2013.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on January 30, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Harmon Corner Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE5 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto as Exhibits to this Annual Report on Form 10-K.



                               Part IV

4.1 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the Registrants Current Report on Form 8-K filed on January 30, 2013, and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrants Current Report on Form 8-K filed on February 5, 2014 in connection with the COMM 2012-CCRE5 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 33.1)
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
540 West Madison Mortgage Loan (see Exhibit 33.1)
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Harmon Corners Mortgage Loan (see Exhibit 33.1)
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 33.1)
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers
Mortgage Loan (see Exhibit 33.6)
33.8 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison
Mortgage Loan (see Exhibit 33.6)
33.9 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner
Mortgage Loan (see Exhibit 33.6)
33.10 Rialto Capital Advisors, LLC, as Special Servicer
33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan
(see Exhibit 33.10)
33.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan
(see Exhibit 33.10)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.14 Wells Fargo Bank, National Association, as Custodian
33.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 33.13)
33.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(see Exhibit 33.14)
33.17 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
540 West Madison Mortgage Loan (see Exhibit 33.13)
33.18 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan
(see Exhibit 33.14)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Harmon Corner Mortgage Loan (see Exhibit 33.13)
33.20 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan
(see Exhibit 33.14)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 34.1)
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
540 West Madison Mortgage Loan (see Exhibit 34.1)
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Harmon Corners Mortgage Loan (see Exhibit 34.1)
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 34.1)
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan
(see Exhibit 34.6)
34.8 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Mortgage Loan
(see Exhibit 34.6)
34.9 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner Mortgage Loan
(see Exhibit 34.6)
34.10 Rialto Capital Advisors, LLC, as Special Servicer
34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan
(see Exhibit 34.10)
34.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan
(see Exhibit 34.10)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.14 Wells Fargo Bank, National Association, as Custodian
34.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 34.13)
34.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(see Exhibit 34.14)
34.17 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
540 West Madison Mortgage Loan (see Exhibit 34.13)
34.18 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan
(see Exhibit 34.14)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Harmon Corner Mortgage Loan (see Exhibit 34.13)
34.20 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan
(see Exhibit 34.14)

35 Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 35.1)
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
540 West Madison Mortgage Loan (see Exhibit 35.1)
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.6 Rialto Capital Advisors, LLC, as Special Servicer
35.7 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan
(see Exhibit 35.6)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan
(see Exhibit 35.6)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers
Mortgage Loan
(see Exhibit 35.9)
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison
Mortgage Loan
(see Exhibit 35.9)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner
Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and German American Corporation (filed as Exhibit 99.1 to the registrants Current
Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset
Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP
(filed as Exhibit 99.2 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).


   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014

   /s/ Natalie Grainger
   Natalie Grainger, Vice President

   Date:    March 28, 2014



  Exhibit Index

  Exhibit No.


4.1 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the Registrants Current Report on Form 8-K filed on January 30, 2013, and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrants Current Report on Form 8-K filed on February 5, 2014 in connection with the COMM 2012-CCRE5 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 33.1)
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
540 West Madison Mortgage Loan (see Exhibit 33.1)
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Harmon Corners Mortgage Loan (see Exhibit 33.1)
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 33.1)
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers
Mortgage Loan (see Exhibit 33.6)
33.8 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison
Mortgage Loan (see Exhibit 33.6)
33.9 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner
Mortgage Loan (see Exhibit 33.6)
33.10 Rialto Capital Advisors, LLC, as Special Servicer
33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan
(see Exhibit 33.10)
33.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan
(see Exhibit 33.10)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.14 Wells Fargo Bank, National Association, as Custodian
33.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 33.13)
33.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(see Exhibit 33.14)
33.17 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
540 West Madison Mortgage Loan (see Exhibit 33.13)
33.18 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan
(see Exhibit 33.14)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Harmon Corner Mortgage Loan (see Exhibit 33.13)
33.20 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan
(see Exhibit 33.14)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 34.1)
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
540 West Madison Mortgage Loan (see Exhibit 34.1)
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Harmon Corners Mortgage Loan (see Exhibit 34.1)
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 34.1)
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan
(see Exhibit 34.6)
34.8 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Mortgage Loan
(see Exhibit 34.6)
34.9 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner Mortgage Loan
(see Exhibit 34.6)
34.10 Rialto Capital Advisors, LLC, as Special Servicer
34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan
(see Exhibit 34.10)
34.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan
(see Exhibit 34.10)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.14 Wells Fargo Bank, National Association, as Custodian
34.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Moffett Towers Mortgage Loan (see Exhibit 34.13)
34.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan
(see Exhibit 34.14)
34.17 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
540 West Madison Mortgage Loan (see Exhibit 34.13)
34.18 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan
(see Exhibit 34.14)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the
Harmon Corner Mortgage Loan (see Exhibit 34.13)
34.20 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan
(see Exhibit 34.14)

35 Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Moffett Towers Mortgage Loan (see Exhibit 35.1)
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
540 West Madison Mortgage Loan (see Exhibit 35.1)
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.6 Rialto Capital Advisors, LLC, as Special Servicer
35.7 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan
(see Exhibit 35.6)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan
(see Exhibit 35.6)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers
Mortgage Loan
(see Exhibit 35.9)
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison
Mortgage Loan
(see Exhibit 35.9)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner
Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and German American Corporation (filed as Exhibit 99.1 to the registrants Current
Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset
Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset
Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP
(filed as Exhibit 99.2 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).
