Form 10-K
COMM 2013-LC6 Mortgage Trust
filed 2015-03-27
CIK 1566052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to _____ from _____

Commission file number of the issuing entity: 333-184376-01

Central Index Key Number of the issuing entity: 0001566052

COMM 2013-LC6 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3896068 38-3896069 38-7086305 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harmon Corner Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date. The Harmon Corner Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Harmon Corner Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2012-CCRE5 Mortgage Trust transaction, Commission File Number 333-172143-08 (the “COMM 2012-CCRE5 Transaction”). This loan combination, including the Harmon Corner Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE5 Transaction, which is incorporated by reference under Exhibit 4.2 to this Annual Report on Form 10-K.

Midland Loan Services, a Division of PNC Bank, National Association (“Midland”) is the master servicer of the loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the Harmon Corner Mortgage Loan. Thus, Midland is a “servicer”, as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association (“Wells Fargo”) is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the Harmon Corner Mortgage Loan. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the Harmon Corner Mortgage Loan. Thus, Wells Fargo, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC (“Park Bridge”) is the operating advisor of the loans serviced under the Pooling and Servicing Agreement and the Harmon Corner Mortgage Loan. As a result, Park Bridge is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge in the capacity described above are listed in the Exhibit Index.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Moffett Towers Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on January 30, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,924,584.88 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, N.A., as trustee and certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

4.2           Pooling and Servicing Agreement, dated as of December 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on December 27, 2012 in connection with the COMM 2012-CCRE5 Transaction and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 33.1)
33.7 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan (see Exhibit 33.2)
33.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 33.3)
33.9 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 33.4)
33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 33.5)
33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.1)
33.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.2)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.4)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.5)
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.1)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.1)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.4)
33.20 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 34.1)
34.7 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan (see Exhibit 34.2)
34.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 34.3)
34.9 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 34.4)
34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 34.5)
34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.1)
34.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.2)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.4)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.5)
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.1)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.1)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.4)
34.20 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 35.3)
35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 35.3)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

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
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2015

/s/ Natalie Grainger

Natalie Grainger, Vice President

Date: March 27, 2015

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

4.2 Pooling and Servicing Agreement, dated as of December 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on December 27, 2012 in connection with the COMM 2012-CCRE5 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 33.1)
33.7 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan (see Exhibit 33.2)
33.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 33.3)
33.9 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 33.4)
33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 33.5)
33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.1)
33.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.2)
33.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 33.3)
33.14 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.4)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.5)
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.1)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.1)
33.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.4)
33.20 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 34.1)
34.7 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan (see Exhibit 34.2)
34.8 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 34.3)
34.9 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan (see Exhibit 34.4)
34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 34.5)
34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.1)
34.12 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.2)
34.13 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 34.3)
34.14 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.4)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.5)
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.1)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.1)
34.18 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.4)
34.20 Park Bridge Lender Services LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Mortgage Loan (see Exhibit 35.3)
35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.1)
35.8 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 35.3)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.1)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated January 30, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrants Current Report on Form 8-K filed on January 30, 2013 and incorporated by reference herein).